Form 10-K405
period 1998-12-31
ENRON CAPITAL TRUST I
filed 1999-03-31
CIK 1025966

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

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

 Securities registered pursuant                   Name of Exchange
  to Section 12(b) of the Act:                   on which registered:

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

   Indicate by check mark if disclosure of delinquent filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 15, 1999, the registrant had an aggregate of 8,000,000 8.30% Trust Preferred Securities and 247,440 8.30% Trust Common Securities outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

===============================================================================

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

           The general partner of the Partnership is Enron, which owns a 15% general partnership interest in the Partnership. Since completion of the offering of the Trust Preferred Securities on November 21, 1996, the assets of the Partnership have been invested primarily in a $181,926,000 principal amount 7.75% Subordinated Debenture due 2016 of Enron (the "Enron Debenture") and $29,108,000 principal amount 7.75% Debentures due 2016 of each of Enron Capital & Trade Resources Corp. and Enron Pipeline Company (the "Subsidiary Debentures" and, together with the Enron Debenture, the "Debentures"), each of which is a wholly owned subsidiary of Enron. The obligations under the Subsidiary Debentures are guaranteed by Enron. The respective issuers of the Debentures have certain rights to elect to defer any payments of principal and interest on the Debentures for up to five years at a time. In addition to the Debentures, the Partnership owns an aggregate of approximately $2,500,000 in short-term, investment grade debt securities (the "Eligible Debt Securities"). Under certain circumstances, upon repayment of one or more of the Debentures, the assets of the Partnership may be reinvested in one or more debt securities of Enron or its subsidiaries. Payments of interest and principal on the Enron Debenture and the Subsidiary Debentures (or the guarantees thereof) and the Eligible Debt Securities are the sole source of revenue for the Partnership. The Partnership pays distributions to the Trust as holder of the Partnership Preferred Securities when, as and if Enron, as the general partner, determines to do so, although Enron has no obligation to do so.

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

       NOTE: Because the Trust and the Partnership are special purpose financing entities with no separate business operations, the only assets of the Trust are the Partnership Preferred Securities, and substantially all of the assets of the Partnership consist of a debt security of Enron and debt securities of subsidiaries of Enron that are guaranteed by Enron, the Trust does not believe that financial statements for the Trust or the Partnership are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-K. For further information concerning Enron and its subsidiaries, including financial statements and other financial information, see the Annual Report on Form 10-K of Enron for the year ended December 31, 1998 as filed with the Securities and Exchange Commission, a copy of which may be obtained from the Corporate Secretary of Enron at the address listed on the cover of this Form 10-K.

ITEM 2.  PROPERTIES.

       Not applicable.

ITEM 3.  LEGAL PROCEEDINGS.

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

       Since approximately November 21, 1996, the Trust Preferred Securities have been listed on the New York Stock Exchange ("NYSE") under the symbol "ENE PrT". From such date through December 31, 1998, the high and low sales prices of the Trust Preferred Securities on the NYSE were $26.625 and $24.6875, respectively. As of March 15, 1999, the approximate number of holders of record of the Trust Preferred Securities was 102. All of the Trust Common Securities are held by Enron.

       On December 31, 1996, the Trust made the first scheduled regular quarterly distribution on the Trust Preferred Securities of $.23056 per Trust Preferred Security, such initial distribution accruing from November 21, 1996, the date of original issuance of the Trust Preferred Securities. During 1998, the Trust paid quarterly distributions on the Trust Preferred Securities of $.51875 per quarter, and the Trust expects to continue to pay distributions on the Trust Preferred Securities of $.51875 per quarter to the extent the Trust has funds available for the payment of such distributions.

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



                                        ENRON CAPITAL TRUST I
                                              (Registrant)



Date: March 30, 1999                    By:  /s/ PHILLIP M. SISNEROS
                                            -----------------------------
                                             Name:  Phillip M. Sisneros
                                             Title: Regular Trustee



           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 30, 1999.

Name                                                 Title
----                                                 -----

/s/ Keith A. Crane                                 Regular Trustee
----------------------------
Keith  A. Crane


/s/ Phillip M. Sisneros                            Regular Trustee
----------------------------
Phillip M. Sisneros

                                 EXHIBIT INDEX


                        27.1 -- Financial Data Schedule