Form 10-Q
period 1999-09-30
ENRON CAPITAL TRUST I
filed 1999-11-15
CIK 1025966

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       or

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

                   [X] Yes                    [   ] No

       As of September 30, 1999, the Registrant had an aggregate of 8,000,000 8.30% Trust Preferred Securities and 247,440 8.30% Trust Common Securities outstanding.


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

       NOTE: Because the Trust and the Partnership are special purpose financing entities with no separate business operations, the only assets of the Trust are the Partnership Preferred Securities, and substantially all of the assets of the Partnership consist of a debt security of Enron and debt securities of subsidiaries of Enron that are guaranteed by Enron, the Trust does not believe that financial statements for the Trust or the Partnership are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-Q. For further information concerning Enron and its subsidiaries, including financial statements and other financial information, see the Enron Annual Report on Form 10-K for the year ended December 31, 1998, and Enron Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of Enron at the address listed on the cover of this Form 10-Q.


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

                                                ENRON CAPITAL TRUST I
                                                      (Registrant)



Date: November 12, 1999                           /s/  PHILLIP M. SISNEROS
                                                -----------------------------
                                                Name:  Phillip M. Sisneros
                                                Title:    Regular Trustee



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