Form 10-K
period 1999-12-31
ENRON CAPITAL TRUST I
filed 2000-03-30
CIK 1025966

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1999

[ ] Transition  Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

                 Commission File Number 1-12473

                     ENRON CAPITAL TRUST I
     (Exact name of registrant as specified in its charter)

           Delaware
 (State or other jurisdiction                  76-0518948
of incorporation or organization)     (IRS Employer Identification No.)


       1400 Smith Street, Houston Texas            77002
    (Address of principal executive offices)     (Zip Code)

                         (713) 853-6161
     (Registrant's telephone number, including area code)

Securities registered pursuant   Name of Exchange on which registered:
to Section 12(b) of the Act:

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

   As of March 15, 2000, the registrant had an aggregate of 8,000,000 8.30% Trust Preferred Securities and 247,440 8.30%
Trust Common Securities outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

None.

                             PART I

ITEM 1.  BUSINESS.

   Enron Capital Trust I (the "Trust") is a statutory business trust created under the Delaware Business Trust
Act, as amended (the "Trust Act"), pursuant to an amended and restated declaration of trust (the "Declaration") and the filing of a certificate of trust with the Secretary of State of the State of Delaware. On November 21, 1996, the Trust completed its initial public offering of the Trust Preferred Securities described below, as a result of which the Trust's sole assets are 8,247,440 8.30% Partnership Preferred Securities ($25 liquidation amount per security) representing an 85% limited partnership interest in Enron Preferred Funding, L.P., a Delaware limited partnership (the "Partnership"). Ownership of the assets of the Trust is evidenced by an aggregate of 8,000,000 8.30% Trust Preferred Securities (the "Trust Preferred Securities"), which are listed and traded on the New York Stock Exchange under the symbol "ENE PrT", and 247,440 Trust Common Securities (the "Trust Common Securities," and, together with the Trust Preferred Securities, the "Trust Securities"), all of which are owned by Enron Corp., an Oregon corporation ("Enron"). The Trust makes distributions on the Trust Securities to the extent it receives distributions from the Partnership on the Partnership Preferred Securities. Payments on the Partnership Preferred Securities represent the sole source of cash for the Trust. Distributions on the Trust Securities are guaranteed by Enron, but only to the extent that the Trust has available funds to pay such distributions. The Trust was created for the sole purpose of issuing the Trust Securities, investing the proceeds of such issuance in the Partnership Preferred Securities and engaging in only those other activities necessary or incidental thereto. The Trust Securities are subject to redemption at any time on or after December 31, 2001 or earlier in the event of certain tax law changes or other events.

   The general partner of the Partnership is Enron, which owns a 15% general partnership interest in the Partnership. Since completion of the offering of the Trust Preferred Securities on November 21, 1996, the assets of the Partnership have been invested primarily in a $181,926,000 principal amount 7.75% Subordinated Debenture due 2016 of Enron (the "Enron Debenture") and $29,108,000 principal amount 7.75% Debentures due 2016 of each of Enron Capital & Trade Resources Corp. and Enron Pipeline Company (the "Subsidiary Debentures" and, together with the Enron Debenture, the "Debentures"), each of which is a wholly owned subsidiary of Enron. The obligations under the Subsidiary Debentures are guaranteed by Enron. The respective issuers of the Debentures have certain rights to elect to defer any payments of principal and interest on the Debentures for up to five years at a time. In addition to the Debentures, the Partnership owns an aggregate of approximately $2,500,000 in short-term, investment grade debt securities (the "Eligible Debt Securities"). Under certain circumstances, upon repayment of one or more of the Debentures, the assets of the Partnership may be reinvested in one or more debt securities of Enron or its subsidiaries. Payments of interest and principal on the Enron Debenture and the Subsidiary Debentures (or the guarantees thereof) and the Eligible Debt Securities are the sole source of revenue for the Partnership. The Partnership pays distributions to the Trust as holder of the Partnership Preferred Securities when and if Enron, as the general partner, determines to do so, although Enron has no obligation to do so.

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

     Enron Corp., an Oregon corporation, is an energy and communications company with headquarters in Houston, Texas. The common stock of Enron is traded on the New York Stock Exchange under the symbol "ENE." Enron's operations are conducted through its subsidiaries and affiliates which are principally engaged in the transportation of natural gas through pipelines to markets throughout the United States; the generation, transmission and distribution of electricity to markets in the northwestern United
States; the marketing of natural gas, electricity and other commodities and related risk management and finance services worldwide; the development, construction and operation of power plants, pipelines and other energy related assets worldwide; and the development of an intelligent network platform to provide bandwidth management services and deliver high bandwidth applications.

   The location of the principal executive offices of the Trust and the Partnership is c/o Enron Corp., 1400 Smith
Street, Houston, Texas 77002, and its phone number at such address is (713) 853-6161.

ITEM 2.  PROPERTIES.

   Not applicable.

ITEM 3.  LEGAL PROCEEDINGS.

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

   Not applicable.

                            PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
RELATED SOCKHOLDER MATTERS.

   The Trust Preferred Securities are listed on the New
York Stock Exchange ("NYSE") under the symbol "ENE PrT". From November 21, 1996 through December 31, 1999, the high and low sales prices of the Trust Preferred Securities on the NYSE were $26.63 and $21.00, respectively. As of March 15, 2000, the approximate number of holders of record of the Trust Preferred Securities was 100. All of the Trust Common Securities are held by Enron.

   On December 31, 1996, the Trust made the first scheduled regular quarterly distribution on the Trust Preferred Securities of $0.23056 per Trust Preferred Security, such initial distribution accruing from November 21, 1996, the date of original issuance of the Trust Preferred Securities. During 1999 and 1998, the Trust paid quarterly distributions on the Trust Preferred Securities of $0.51875 per quarter, and the Trust expects to continue to pay distributions on the Trust Preferred Securities of $0.51875 per quarter to the extent the Trust has funds available for the payment of such distributions.

   The Trust issued an aggregate of 247,440 Trust Common
Securities to Enron on November 21, 1996 in a transaction exempt from the Securities Act of 1933 pursuant to Section
4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED).

                                                   Period from Inception
                         Year Ended December 31,   (November 18, 1996)
                         1999     1998      1997   to December 31, 1996
                              (In Thousands)          (In Thousands)


Revenues               $17,113   $17,113   $17,114       $1,901
Income from Continuing
 Operations             17,113    17,113    17,114        1,901
Distributions           17,113    17,113    17,114        1,901

                                 As of December 31,
                         1999     1998      1997     1996
                                   (In Thousands)

Total Assets          $206,186  $206,186  $206,186  $206,186
Shareowners' Equity    206,186   206,186   206,186   206,186

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

   On November 21, 1996, the Trust issued $200 million of Trust Preferred Securities to the public. The Trust used the proceeds from the offering combined with $6.2 million of proceeds from the issuance of Trust Common Securities to Enron to acquire Partnership Preferred Securities of the Partnership. The proceeds received by the Partnership were invested primarily in 20-year debentures of Enron and two wholly-owned subsidiaries of Enron.

   During 1999, 1998 and 1997, holders of the 8,000,000
Trust Preferred Securities were paid quarterly cash distributions totaling $16.6 million per year. During 1999, 1998 and 1997, holders of the 247,440 Trust Common Securities were paid quarterly cash distributions totaling $0.5 million per year. On those same quarterly distribution dates, the Trust received quarterly distributions from the Partnership totaling $17.1 million per year for 1999, 1998 and 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not Applicable.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT.

   The Trust is administered by four trustees. Two of the Trustees, Keith A. Crane and Phillip M. Sisneros (the
"Regular Trustees"), are employees of Enron or its subsidiaries. The third trustee is The Chase Manhattan Bank, which is unaffiliated with Enron and acts as indenture trustee for purposes of compliance with the provisions of the Trust Indenture Act (the "Property Trustee"). The fourth trustee, Chase Manhattan Bank Delaware, is also unaffiliated with Enron and serves as Delaware Trustee to fulfill a requirement of the Trust Act.

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
REPORTS ON FORM 8-K.

     (a)(1) and (2) Financial Statements and Financial
Statement Schedules

     See "Index to Financial Statements" set forth on page F-1.

     (a)(3) List of Exhibits

     4.1  Certificate of Trust (incorporated by reference to
          Exhibit 4(a) of the Registration Statement on Form S-1 of the Trust (No. 333-184967)).
     4.2 Amended and Restated Declaration of Trust dated as of November 18, 1996 (incorporated by reference to
          Exhibit 4.2 to Enron Capital Trust I Form 10-K for
          the year ended 1996).
     4.3 Amended and Restated Agreement of Limited Partnership of Enron Preferred Funding L.P. dated as of November 21, 1996 (incorporated by reference to Exhibit 4.3 to Enron Capital Trust I Form 10-K for the year ended 1996).
     4.4 Trust Preferred Guarantee Agreement dated as of November 21, 1996 (incorporated by reference to
          Exhibit 4.4 to Enron Capital Trust I Form 10-K for
          the year ended 1996).
     4.5 Partnership Preferred Guarantee Agreement dated as of November 21, 1996 (incorporated by reference to
          Exhibit 4.5 to Enron Capital Trust I Form 10-K for
          the year ended 1996).
     4.6 Indenture dated as of November 21, 1996 relating to the Enron's 7.75% Subordinated Debentures due 2016 (incorporated by reference to Exhibit 4.6 to Enron Capital Trust I Form 10-K for the year ended
          1996).
     4.7 Indenture dated as of November 21, 1996 relating to Enron Pipeline Company's 7.75% Debentures due 2016 (incorporated by reference to Exhibit 4.7 to Enron Capital Trust I Form 10-K for the year ended
          1996).
     4.8 Indenture dated as of November 21, 1996 relating to the Enron Capital & Trade Resources Corp. 7.75% Debentures due 2016 (incorporated by reference to
          Exhibit 4.8 to Enron Capital Trust I Form 10-K for
          the year ended 1996).
     4.9 Guarantee Agreement of Enron dated as of November 21, 1996 relating to Enron Pipeline Company's 7.75% Debentures due 2016 (incorporated by reference to Exhibit 4.9 to Enron Capital Trust I Form 10-K for the year ended 1996).
     4.10 Guarantee Agreement of Enron dated as of
          November 21, 1996 relating to Enron Capital & Trade Resources Corp. 7.75% Debentures due 2016 (incorporated by reference to Exhibit 4.10 to Enron Capital Trust I Form 10-K for the year ended
          1996).
     4.11 Form of certificate representing Trust Preferred Securities (included in Exhibit 4.2)
     27   Financial Data Schedule

     (b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                INDEX TO FINANCIAL STATEMENTS

                    ENRON CAPITAL TRUST I


Financial Statements of Enron Capital Trust I           Page

   Report of Independent Public Accountants             F-2

   Income Statement for the years ended December 31,
    1999, 1998 and 1997                                 F-3

   Balance Sheet as of December 31, 1999 and 1998       F-4

   Statement of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997                    F-5

   Statement of Changes in Shareowners' Equity for the
    years ended December 31, 1999, 1998 and 1997        F-6

   Notes to the Financial Statements                    F-7

   Exhibit 99 - Financial Statements of Enron Preferred
    Funding, L.P.                                       F-10

  Financial Statement Schedules

   Financial statement schedules have been omitted because they are inapplicable as the information required therein is included elsewhere in the financial statements or notes thereto.

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareowners of Enron Capital Trust I:

We have audited the accompanying balance sheet of Enron
Capital Trust I (a Delaware statutory business trust) as of December 31, 1999 and 1998, and the related statements of income, cash flows and changes in shareowners' equity for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Enron
Capital Trust I's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enron Capital Trust I as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Houston, Texas
March 28, 2000

                    Enron Capital Trust I
                      Income Statement
                       (In Thousands)

                            Year Ended December 31,
                            1999      1998      1997

Revenues from Partnership
 Preferred Securities      $17,113   $17,113   $17,114

Net Income                 $17,113   $17,113   $17,114

The accompanying notes are an integral part of these financial statements.

                    Enron Capital Trust I
                        Balance Sheet
                       (In Thousands)
                                             As of December 31,
                                                1999      1998
ASSETS

Investment in Limited Partnership Interest    $206,186  $206,186

Total Assets                                  $206,186  $206,186


SHAREOWNERS' EQUITY

Shareowners' Equity
  Trust Preferred Securities -
   authorized, issued and outstanding
   8,000,000 securities, $25 liquidation
   value                                      $200,000  $200,000
  Trust Common Securities -
   authorized, issued and outstanding
   247,440 securities, $25 liquidation
   value                                         6,186     6,186

Total Shareowners' Equity                     $206,186  $206,186

The accompanying notes are an integral part of these financial statements.

                    Enron Capital Trust I
                   Statement of Cash Flows
                       (In Thousands)

                                           Year Ended December 31,
                                           1999       1998       1997

CASH FLOW FROM OPERATING ACTIVITIES:
Reconciliation of Net Income to Net
 Cash Provided by Operating Activities
  Net Income                             $ 17,113   $ 17,113   $ 17,114

Net Cash Provided by Operating
  Activities                               17,113     17,113     17,114

CASH FLOW FROM INVESTING ACTIVITIES:
Net Cash Provided by (Used in)
 Investing Activities                           -          -          -

CASH FLOW FROM FINANCING ACTIVITIES:
Dividends Paid                            (17,113)   (17,113)   (17,114)

Net Cash Used in Financing Activities     (17,113)   (17,113)   (17,114)

Increase (Decrease) in Cash and
 Cash Equivalents                               -          -          -

Cash and Cash Equivalents,
  Beginning of Period                           -          -          -

Cash and Cash Equivalents,
  End of Period                          $      -   $      -   $      -

The accompanying notes are an integral part of these financial statements.

                    Enron Capital Trust I
         Statement of Changes in Shareowners' Equity
                       (In Thousands)

                                   Year Ended December 31,
                                   1999      1998      1997

Trust Preferred Securities
  Balance, Beginning of Period   $200,000  $200,000  $200,000
  Balance, End of Period          200,000   200,000   200,000

Trust Common Securities
  Balance, Beginning of Period      6,186     6,186     6,186
  Balance, End of Period            6,186     6,186     6,186

Retained Earnings
  Balance, Beginning of Period          -         -         -
  Net Income                       17,113    17,113    17,114
  Dividends:
     Trust Preferred Securities   (16,600)  (16,600)  (16,600)
     Trust Common Securities         (513)     (513)     (514)
  Balance, End of Period         $      -  $      -  $      -

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF THE TRUST

   Enron Capital Trust I (the "Trust") is a statutory business trust created under the Delaware Business Trust Act. Ownership of the assets of the Trust is evidenced by an aggregate of 8,000,000 8.30% Trust Preferred Securities (the "Trust Preferred Securities"), which are listed and traded on the New York Stock Exchange under the symbol "ENE PrT", and 247,440 Trust Common Securities (the "Trust Common Securities" and, together with the Trust Preferred Securities, the "Trust Securities"), all of which are owned by Enron Corp. ("Enron"). The Trust's sole assets are 8,247,440 8.30% Partnership Preferred Securities ($25 liquidation amount per security) representing an 85% limited partnership interest in Enron Preferred Funding, L.P. (the "Partnership"). The Trust and the Partnership are consolidated subsidiaries of Enron for financial accounting purposes. The Trust makes distributions on the Trust Securities to the extent it receives distributions from the Partnership on the Partnership Preferred Securities, which represents the sole source of cash for the Trust. Enron is obligated to pay all fees and expenses of the Trust and the Partnership.

   The Trust was created for the sole purpose of issuing the Trust Securities, investing the proceeds of such issuance in the Partnership Preferred Securities and engaging in only those other activities necessary or incidental thereto.

   Of the four trustees for the Trust, two are employees or officers of Enron or its affiliates ("the Regular Trustees"), one is a financial institution that acts as indenture trustee for purposes of compliance with the Trust provisions and one is an entity that maintains its principal place of business in Delaware for the purposes of compliance with the Business Trust Act. The Regular Trustees are authorized and directed to conduct the affairs of and to operate the Trust. Enron, at its discretion as holder of the Trust Common Securities, may appoint, remove or replace the trustees.

   In the event of liquidation of the Trust, holders are entitled to receive $25 per Trust Preferred Security plus any accrued and unpaid distributions (together the "Trust
Liquidation Distribution"), unless Partnership Preferred
Securities are distributed to such holders. If the Trust has insufficient assets to pay the Trust Liquidation
Distribution in full, then the holders of the Trust
Preferred Securities will receive distributions on a pro rata basis. The holders of the Trust Common Securities are entitled to receive distributions on liquidation pro rata with the holders of the Trust Preferred Securities, except that under certain events of default the holders of the Trust Preferred Securities will have preference over the holders of the Trust Common Securities with respect to payments upon liquidation of the Trust.

2. DESCRIPTION OF THE PARTNERSHIP

   The general partner of the Partnership is Enron, which owns a 15% general partnership interest in the Partnership. Since completion of the offering of the Trust Preferred Securities on November 21, 1996, the assets of the Partnership have been invested primarily in a $181,926,000 principal amount 7.75% Subordinated Debenture due 2016 of Enron (the "Enron Debenture") and $29,108,000 principal amount 7.75% Debentures due 2016 (the "Subsidiary Debentures" and, together with the Enron Debenture, the "Debentures") of each of Enron Capital & Trade Resources Corp. and Enron Pipeline Company, each of which is a wholly-owned subsidiary of Enron. The obligations under the Subsidiary Debentures are guaranteed by Enron. The respective issuers of the Debentures have certain rights to elect to defer any payments of principal and interest on the Debentures for up to five years at a time. In addition to the Debentures, the Partnership owns an aggregate of approximately $2,500,000 in short-term, investment grade debt securities (the "Eligible Debt Securities") as of December 31, 1999 and 1998. Under certain circumstances, upon repayment of one or more of the Debentures, the assets of the Partnership may be reinvested in one or more debt securities of Enron or its subsidiaries. Payments of interest on the Debentures (or the guarantees thereof) and the Eligible Debt Securities are the sole source of revenue for the Partnership. The Partnership pays distributions to the Trust as holder of the Partnership Preferred Securities when and if Enron, as the general partner, determines to do so.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation. The Trust, as the limited partner of the Partnership, accounts for its investment in the Partnership under the equity method.

   Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4. INCOME TAXES

   The Trust is classified for U.S. federal income tax purposes as a grantor trust. For U.S. federal income tax purposes, the Trust is a non-taxable entity and each holder of Trust Preferred Securities and Trust Common Securities is considered the owner of an individual interest in the Partnership Preferred Securities held by the Trust, and each holder is required to include in its gross income its distributive share of income attributable to the Partnership, which generally is equal to such holder's allocable share of amounts accrued on the Partnership Preferred Securities. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

5. DISTRIBUTIONS

   Holders of the Trust Securities are entitled to receive quarterly cash distributions at an annual rate of 8.30%.
Distributions on the Trust Preferred Securities are guaranteed by Enron, but only to the extent that the Trust has available funds to pay such distributions. Any distributions not paid on the scheduled payment date will accumulate and compound quarterly at a rate per annum equal to 8.30%.

   Neither the Trust Preferred Securities nor the Partnership Preferred Securities have any scheduled maturity but are subject to redemption at any time, upon not less than 30 nor more than 60 days notice, on or after December 31, 2001 or earlier in the event of certain tax law changes or other events.

6. SUMMARIZED FINANCIAL INFORMATION OF THE PARTNERSHIP

   Summarized financial information for the Partnership, accounted for by the equity method, is as follows (in thousands):

                               December 31,
Balance Sheet                 1999      1998

Current Assets             $  2,503  $  2,498
Noncurrent Assets           240,142   240,142
Shareowners' Equity         242,645   242,640

                         Year Ended December 31,
Income Statement         1999      1998      1997

Revenues               $18,744   $18,739   $18,761
Net Income              18,744    18,739    18,761

Exhibit 99 - FINANCIAL STATEMENTS OF ENRON PREFERRED
FUNDING, L.P.


          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of Enron Preferred Funding, L.P.:

We have audited the accompanying balance sheet of Enron Preferred Funding, L.P. (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of income, cash flows and changes in shareowners' equity for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Enron Preferred Funding, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enron Preferred Funding, L.P. as of December 31, 1999, and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Houston, Texas
March 28, 2000

                Enron Preferred Funding, L.P.
                      Income Statement
                       (In Thousands)

                         Year Ended December 31,
                         1999      1998      1997

Interest Income        $18,744   $18,739   $18,761

Net Income             $18,744   $18,739   $18,761

The accompanying notes are an integral part of these financial statements.

                Enron Preferred Funding, L.P.
                        Balance Sheet
                       (In Thousands)
                                            As of December 31,
                                              1999      1998
ASSETS

Cash and Cash Equivalents                    $  2,503   $  2,498
Notes Receivable                              240,142    240,142

Total Assets                                 $242,645   $242,640


LIABILITIES AND SHAREOWNERS' EQUITY

Shareowners' Equity
  Partnership Preferred Securities -
   authorized, issued and outstanding
   8,247,440 securities, $25 liquidation
   value                                     $206,186   $206,186
  General Partner Contribution                 36,386     36,386
  Retained Earnings                                73         68

Total Liabilities and Shareowners' Equity    $242,645   $242,640

The accompanying notes are an integral part of these financial statements.

                Enron Preferred Funding, L.P.
                   Statement of Cash Flows
                       (In Thousands)

                                              Year Ended December 31,
                                              1999      1998      1997

CASH FLOW FROM OPERATING ACTIVITIES:
Reconciliation of Net Income to Net
 Cash Provided by Operating Activities
  Net Income                                $ 18,744  $ 18,739  $ 18,761

Net Cash Provided by Operating Activities     18,744    18,739    18,761

CASH FLOW FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities              -         -         -

CASH FLOW FROM FINANCING ACTIVITIES:
Dividends Paid                               (18,739)  (18,671)  (18,928)

Net Cash Used in Financing Activities        (18,739)  (18,671)  (18,928)

Increase (Decrease) in Cash and
 Cash Equivalents                                  5        68      (167)

Cash and Cash Equivalents,
  Beginning of Period                          2,498     2,430     2,597

Cash and Cash Equivalents,
  End of Period                             $  2,503  $  2,498  $  2,430

The accompanying notes are an integral part of these financial statements.

                Enron Preferred Funding, L.P.
         Statement of Changes in Shareowners' Equity
                       (In Thousands)

                                          Year Ended December 31,
                                          1999      1998     1997

Partnership Preferred Securities
  Balance, Beginning of Period          $206,186  $206,186  $206,186
  Balance, End of Period                 206,186   206,186   206,186

General Partner Contribution
  Balance, Beginning of Period            36,386    36,386    36,386
  Balance, End of Period                  36,386    36,386    36,386

Retained Earnings
  Balance, Beginning of Period                68         -       167
  Net Income                              18,744    18,739    18,761
  Dividends:
     Partnership Preferred Securities    (17,113)  (17,113)  (17,114)
     General Partner                      (1,626)   (1,558)   (1,814)
  Balance, End of Period                $     73  $     68  $      -


The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS


1.   DESCRIPTION OF THE PARTNERSHIP

   Enron Preferred Funding, L.P. (the "Partnership") is a limited partnership that was formed on November 21, 1996 in connection with the creation of Enron Capital Trust I (the "Trust"). Pursuant to the certificate of limited partnership, as amended, and the Limited Partnership Agreement, Enron Corp. ("Enron") is the sole general partner of the Partnership.

   On November 21, 1996 the Partnership issued $206.2 million of Partnership Preferred Securities to the Trust. The Trust is the sole limited partner of the Partnership. The Trust and the Partnership are consolidated subsidiaries of Enron for financial accounting purposes. The Partnership, in turn, used proceeds from the issuance of the Partnership Preferred Securities and general partner contributions of $36.4 million to invest primarily in 20-year debentures of Enron and two wholly-owned subsidiaries of Enron (the "Debentures"). In addition to the Debentures, the Partnership owns an aggregate of approximately $2.5 million in short-term, investment grade debt securities as of December 31, 1999 and 1998. Interest and principal payments related to the Debentures issued by Enron's subsidiaries have been guaranteed, on a subordinated basis, by Enron.

   The Partnership Preferred Securities, which have no scheduled maturity date, are redeemable at the option of Enron, upon notice and in whole or in part, on or after December 31, 2001 or earlier in the event of certain tax law changes or other events, at $25 per Partnership Preferred Security plus any accrued unpaid distributions.

   In the event of liquidation of the Partnership, holders of the Partnership Preferred Securities are entitled to receive $25 per Partnership Preferred Security plus any accrued and unpaid distributions, before any distribution is made to Enron as general partner.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Revenue Recognition. Interest income on the Debentures is recorded on the accompanying Income Statement when due from Enron and its wholly-owned subsidiaries.

   Cash and Cash Equivalents. The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

   Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   ADMINISTRATION OF THE PARTNERSHIP

   The Partnership is managed by Enron and exists for the sole purpose of (i) issuing its partnership interest, (ii) investing the proceeds thereof in Debentures and to a lesser extent, certain short-term investments and (iii) engaging in only those other activities necessary or incidental thereto. To the extent that aggregate payments to the Partnership on the Debentures and investments exceed distributions payable with respect to the Partnership Preferred Securities, the Partnership may at times have excess funds which shall be allocated to and may, in Enron's sole discretion, be distributed to Enron. Enron is obligated to pay all fees and expenses of the Trust and the Partnership.

4.   INCOME TAXES

   The Partnership is classified for U.S. federal income tax purposes as a limited partnership. The profit or loss of the Partnership for federal income tax purposes is included in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

5.   DISTRIBUTIONS

   Holders of Partnership Preferred Securities are entitled to receive cumulative cash distributions if, as and when declared by Enron in its sole discretion out of assets of the Partnership legally available for payment. The distributions payable on each Partnership Preferred Security will be fixed at a rate per annum of 8.30% of the stated liquidation preference of $25 per Partnership Preferred Security. Distributions on the Partnership Preferred Securities are guaranteed by Enron to the extent that the Partnership has available funds to pay such distributions. Distributions not paid on the scheduled payment date will accumulate and compound quarterly at the rate per annum equal to 8.30%.

6.   DEBENTURE RECEIVABLE FROM AFFILIATES

   The Debentures (due 2016) bear interest at 7.75% per annum and are guaranteed by Enron (see Note 1). Of the Debentures purchased, $181.9 million are obligations of Enron, $29.1 million are obligations of an affiliate, Enron Capital & Trade Resources Corp., and another
$29.1 million are obligations of another affiliate, Enron Pipeline Company. The Debentures contain redemption provisions that correspond to those applicable to the Partnership Preferred Securities. As of December 31, 1999 and 1998, based on the discounted present value of cash flows, the estimated fair value of the Debentures was $238.5 million and $257.8 million, respectively. Judgment is necessarily required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

                           SIGNATURES

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ENRON CAPITAL TRUST I
                                        (Registrant)



Date: March 29, 2000              By: PHILLIP M. SISNEROS
                                      Name: Phillip M. Sisneros
                                      Title: Regular Trustee



     Pursuant to the requirements of the Securities
Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 29, 2000.

Name                              Title


KEITH A. CRANE                    Regular Trustee
Keith  A. Crane


PHILLIP M. SISNEROS               Regular Trustee
Phillip M. Sisneros