Form 10-Q
period 2000-03-31
ENRON CAPITAL TRUST I
filed 2000-05-11
CIK 1025966

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000



               Commission File Number 1-12473
                    ENRON CAPITAL TRUST I
   (Exact name of registrant as specified in its charter)


           Delaware                           76-0518948
(State or other jurisdiction of      (I.R.S. Employer Identification
incorporation or organization)                 Number)


        Enron Building
      1400 Smith Street
        Houston, Texas                          77002
(Address of principal executive               (Zip Code)
           offices)


                       (713) 853-6161
    (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90
days.
Yes [X]    No [ ]


     As of March 31, 2000, the Registrant had an aggregate of 8,000,000 8.30% Trust Preferred Securities and 247,440
8.30% Trust Common Securities outstanding.




                           1 of 10

                    ENRON CAPITAL TRUST I

                      TABLE OF CONTENTS


                                                          Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements                               3

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations      8

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                  9

   ITEM 2. Changes in Securities                              9

   ITEM 3. Defaults upon Senior Securities                    9

   ITEM 4. Submission of Matters to a Vote of
           Security Holders                                   9

   ITEM 6. Exhibits and Reports on Form 8-K                   9

SIGNATURES                                                   10

                  PART I. FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS

                      ENRON CAPITAL TRUST I
                        INCOME STATEMENT
                         (In Thousands)
                           (Unaudited)


                                 Three Months Ended
                                     March 31,
                                   2000      1999

Revenues from Partnership
 Preferred Securities             $4,278    $4,278

Net Income                        $4,278    $4,278

The accompanying notes are an integral part of these financial statements.

           PART I. FINANCIAL INFORMATION - (Continued)

           ITEM 1.  FINANCIAL STATEMENTS - (Continued)

                      ENRON CAPITAL TRUST I
                          BALANCE SHEET
                         (In Thousands)
                           (Unaudited)


                                               March 31,   December 31,
                                                 2000         1999
ASSETS

Investment in Limited Partnership Interest     $206,186     $206,186

Total Assets                                   $206,186     $206,186


SHAREOWNERS' EQUITY

  Trust Preferred Securities -
   authorized, issued and outstanding
   8,000,000 shares, $25 liquidation value     $200,000     $200,000
  Trust Common Securities -
   authorized, issued and outstanding
   247,440 shares, $25 liquidation value          6,186        6,186

Total Shareowners' Equity                      $206,186     $206,186

The accompanying notes are an integral part of these financial statements.

              PART I. FINANCIAL INFORMATION - (Continued)

              ITEM 1.  FINANCIAL STATEMENTS - (Continued)

                         ENRON CAPITAL TRUST I
                        STATEMENT OF CASH FLOWS
                            (In Thousands)
                              (Unaudited)


                                             Three Months Ended
                                                 March 31,
                                             2000          1999

CASH FLOW FROM OPERATING ACTIVITIES:
Reconciliation of Net Income to Net
 Cash Provided by Operating Activities
  Net Income                               $ 4,278       $ 4,278

Net Cash Provided by Operating Activities    4,278         4,278

CASH FLOW FROM INVESTING ACTIVITIES:
Net Cash Provided by (Used in) Investing
 Activities                                      -             -

CASH FLOW FROM FINANCING ACTIVITIES:
Dividends Paid                              (4,278)       (4,278)

Net Cash Used in Financing Activities       (4,278)       (4,278)

Increase (Decrease) in Cash and
 Cash Equivalents                                -             -

Cash and Cash Equivalents, Beginning
 of Period                                       -             -

Cash and Cash Equivalents, End of Period   $     -       $     -

<FN?
The accompanying notes are an integral part of these financial statements.

                    ENRON CAPITAL TRUST I
                NOTES TO FINANCIAL STATEMENTS
                         (Unaudited)


1. BASIS OF PRESENTATION

   The condensed financial statements included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Enron Capital Trust I Form 10-K for the year ended December 31, 1999.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Enron Capital Trust I (the "Trust") is a statutory business trust created under the Delaware Business Trust Act. Ownership of the assets of the Trust is evidenced by an aggregate of 8,000,000 8.30% Trust Preferred Securities (the "Trust Preferred Securities"), which are listed and traded on the New York Stock Exchange under the symbol "ENE PrT", and 247,440 8.30% Trust Common Securities (the "Trust Common Securities" and, together with the Trust Preferred Securities, the "Trust Securities"), all of which are owned by Enron Corp. ("Enron"). The Trust's sole assets are 8,247,440 8.30% Partnership Preferred Securities ($25 liquidation amount per security) representing an 85% limited partnership interest in Enron Preferred Funding, L.P. (the "Partnership"). The Trust and the Partnership are consolidated subsidiaries of Enron for financial accounting purposes.

2. DESCRIPTION OF THE PARTNERSHIP

   The general partner of the Partnership is Enron, which owns a 15% general partnership interest in the Partnership. Since completion of the offering of the Trust Preferred Securities on November 21, 1996, the assets of the Partnership have been invested primarily in a $181,926,000 principal amount 7.75% Subordinated Debenture due 2016 of Enron (the "Enron Debenture") and $29,108,000 principal amount 7.75% Debentures due 2016 (the "Subsidiary Debentures" and, together with the Enron Debenture, the "Debentures") of each of Enron North America Corp. and Enron Pipeline
Company, each of which is a wholly-owned subsidiary of Enron. The obligations under the Subsidiary Debentures are guaranteed by Enron. In addition to the Debentures, the Partnership owns an aggregate of approximately $2,500,000 in short-term, investment grade debt securities (the "Eligible Debt Securities") as of March 31, 1999 and December 31, 1999.

3. SUMMARIZED FINANCIAL INFORMATION OF THE PARTNERSHIP

   Summarized financial information for the Partnership, accounted for by the equity method, is as follows (in thousands):

                           March 31,   December 31,
Balance Sheet                 2000         1999

Current Assets             $  2,500     $  2,503
Noncurrent Assets           240,142      240,142
Partners' Capital           242,642      242,645


                             Three Months Ended
                                  March 31,
Income Statement              2000         1999

Revenues                   $  4,687     $  4,690
Net Income                    4,687        4,690

         PART I. FINANCIAL INFORMATION - (Concluded)

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.
                    ENRON CAPITAL TRUST I

Results of Operations and Changes in Cash Flows

     On each of March 31, 2000 and 1999, holders of the 8,000,000 Trust Preferred Securities were paid quarterly cash distributions totaling $4.2 million. On each of March 31, 2000 and 1999, the holder of the 247,440 Trust Common Securities was paid quarterly cash distributions totaling $0.1 million. On these same dates, the Trust received quarterly distributions from the Partnership of $4.3 million related to the Trust's limited partnership interest.

                 PART II. OTHER INFORMATION
                    ENRON CAPITAL TRUST I


ITEM 1.  Legal Proceedings

       None.

ITEM 2.  Changes in Securities

       None.

ITEM 3.  Defaults upon Senior Securities

       None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

       None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

       None.

(b)    Reports on Form 8-K

       None.

                         SIGNATURES


   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENRON CAPITAL TRUST I
                               (Registrant)


Date:  May 8, 2000         By: KEITH A. CRANE
                               Name:  Keith A. Crane
                               Title: Regular Trustee



                           By: PHILLIP M. SISNEROS
                               Name:  Phillip M. Sisneros
                               Title: Regular Trustee