Form 10-Q
period 2000-06-30
ENRON CAPITAL TRUST I
filed 2000-08-07
CIK 1025966

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000



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


     As of June 30, 2000, the Registrant had an aggregate of 8,000,000 8.30% Trust Preferred Securities and 247,440 8.30%
Trust Common Securities outstanding.



                           1 of 10

                    ENRON CAPITAL TRUST I

                      TABLE OF CONTENTS


                                                            Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements
       Income Statement - Three Months Ended June 30,
        2000 and 1999 and Six Months Ended June 30,
        2000 and 1999                                          3
       Balance Sheet - June 30, 2000 and December 31, 1999 4 Statement of Cash Flows - Six Months Ended June 30,
        2000 and 1999                                          5
       Notes to Financial Statements                           6

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations       8

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                   9

   ITEM 2. Changes in Securities                               9

   ITEM 3. Defaults upon Senior Securities                     9

   ITEM 4. Submission of Matters to a Vote of
           Security Holders                                    9

   ITEM 6. Exhibits and Reports on Form 8-K                    9

SIGNATURES                                                    10

                  PART I. FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS

                      ENRON CAPITAL TRUST I
                        INCOME STATEMENT
                         (In Thousands)
                           (Unaudited)


                           Three Months Ended   Six Months Ended
                                June 30,            June 30,
                             2000     1999       2000      1999

Revenues from Partnership
 Preferred Securities      $4,279    $4,279    $8,557    $8,557

Net Income                 $4,279    $4,279    $8,557    $8,557

The accompanying notes are an integral part of these financial statements.

           PART I. FINANCIAL INFORMATION - (Continued)

           ITEM 1.  FINANCIAL STATEMENTS - (Continued)

                      ENRON CAPITAL TRUST I
                          BALANCE SHEET
                         (In Thousands)
                           (Unaudited)


                                             June 30,   December 31,
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

              PART I. FINANCIAL INFORMATION - (Continued)

              ITEM 1.  FINANCIAL STATEMENTS - (Continued)

                         ENRON CAPITAL TRUST I
                        STATEMENT OF CASH FLOWS
                            (In Thousands)
                              (Unaudited)


                                              Six Months Ended
                                                  June 30,
                                             2000          1999

CASH FLOW FROM OPERATING ACTIVITIES:
Reconciliation of Net Income to Net
 Cash Provided by Operating Activities
  Net Income                                $8,557        $8,557

Net Cash Provided by Operating Activities    8,557         8,557

CASH FLOW FROM INVESTING ACTIVITIES:
Net Cash Provided by (Used in) Investing
 Activities                                      -             -

CASH FLOW FROM FINANCING ACTIVITIES:
Dividends Paid                              (8,557)       (8,557)

Net Cash Used in Financing Activities       (8,557)       (8,557)

Increase (Decrease) in Cash and
 Cash Equivalents                                -             -

Cash and Cash Equivalents, Beginning
 of Period                                       -             -

Cash and Cash Equivalents, End of Period    $    -        $    -

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

2. DESCRIPTION OF THE PARTNERSHIP

   The general partner of the Partnership is Enron, which owns a 15% general partnership interest in the Partnership.
Since completion of the offering of the Trust Preferred
Securities on November 21, 1996, the assets of the Partnership have been invested primarily in a $181,926,000 principal amount 7.75% Subordinated Debenture due 2016 of Enron (the "Enron Debenture") and $29,108,000 principal amount 7.75% Debentures due 2016 (the "Subsidiary Debentures" and, together with the Enron Debenture, the "Debentures") of each of Enron North America Corp. and Enron Pipeline Company, each of which is a wholly-owned subsidiary of Enron. The obligations under the Subsidiary Debentures are guaranteed by Enron. In addition to the Debentures, the Partnership owns an aggregate of approximately $2,500,000 in short-term, investment grade debt securities (the "Eligible Debt
Securities") as of June 30, 2000 and December 31, 1999.

3. SUMMARIZED FINANCIAL INFORMATION OF THE PARTNERSHIP

   Summarized financial information for the Partnership, accounted for by the equity method, is as follows (in thousands):

                            June 30,   December 31,
Balance Sheet                 2000         1999

Current Assets              $  2,500    $  2,503
Noncurrent Assets            240,142     240,142
Partners' Capital            242,642     242,645

                           Three Months Ended   Six Months Ended
                                June 30,            June 30,
Income Statement             2000     1999       2000      1999

Revenues                   $4,691    $4,682    $9,378    $9,372
Net Income                 $4,691    $4,682    $9,378    $9,372

         PART I. FINANCIAL INFORMATION - (Concluded)

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.
                    ENRON CAPITAL TRUST I


Results of Operations and Changes in Cash Flows

Second Quarter 2000 vs Second Quarter 1999

   On each of the quarters ended June 30, 2000 and 1999, the holders of the 8,000,000 Trust Preferred Securities were paid quarterly cash distributions totaling $4.2 million. On each of June 30, 2000 and 1999, the holder of the 247,440 Trust Common Securities was paid quarterly cash distributions totaling $0.1 million. On these same dates, the Trust received quarterly distributions from the Partnership of $4.3 million related to the Trust's limited partnership interest.

Six Months Ended June 30, 2000 vs. Six Months Ended June 30,
1999

   For the six months ended June 30, 2000 and 1999, the holders of the 8,000,000 Trust Preferred Securities were paid cash distributions totaling $8.3 million. For the six months ended June 30, 2000 and 1999, the holder of the 247,440 Trust Common Securities was paid cash distributions totaling $0.3 million. For these same periods, the Trust received distributions from the Partnership totaling $8.6 million related to the Trust's limited partnership interest.

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


                               ENRON CAPITAL TRUST I
                               (Registrant)


Date:  August 4, 2000     By:  BEN GLISAN, JR.
                               Name:  Ben Glisan, Jr.
                               Title: Regular Trustee