Form 10-Q
period 2000-09-30
ENRON CAPITAL TRUST I
filed 2000-11-14
CIK 1025966

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000



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


     As of September 30, 2000, the Registrant had an aggregate of 8,000,000 8.30% Trust Preferred Securities and
247,440 8.30% Trust Common Securities outstanding.




                           1 of 10

                    ENRON CAPITAL TRUST I

                      TABLE OF CONTENTS


                                                          Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements
       Income Statement - Three Months Ended September 30,
        2000 and 1999 and Nine Months Ended September 30,
        2000 and 1999                                        3
       Balance Sheet - September 30, 2000 and
        December 31, 1999                                    4
       Statement of Cash Flows - Nine Months Ended
        September 30, 2000 and 1999                          5
       Notes to Financial Statements                         6

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations     8

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                 9

   ITEM 2. Changes in Securities                             9

   ITEM 3. Defaults upon Senior Securities                   9

   ITEM 4. Submission of Matters to a Vote of
           Security Holders                                  9

   ITEM 6. Exhibits and Reports on Form 8-K                  9

SIGNATURES                                                  10

                  PART I. FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS

                      ENRON CAPITAL TRUST I
                        INCOME STATEMENT
                         (In Thousands)
                           (Unaudited)


                           Three Months Ended  Nine Months Ended
                             September 30,       September 30,
                             2000     1999       2000      1999

Revenues from Partnership
 Preferred Securities      $4,278    $4,278   $12,835   $12,835

Net Income                 $4,278    $4,278   $12,835   $12,835


The accompanying notes are an integral part of these financial statements.

           PART I. FINANCIAL INFORMATION - (Continued)

           ITEM 1.  FINANCIAL STATEMENTS - (Continued)

                      ENRON CAPITAL TRUST I
                          BALANCE SHEET
                         (In Thousands)
                           (Unaudited)


                                             September 30,   December 31,

                                                 2000           1999

ASSETS

  Investment in Limited Partnership Interest   $206,186       $206,186
  Partnership Distributions Receivable            4,278              -

Total Assets                                   $210,464       $206,186


LIABILITIES AND SHAREOWNERS' EQUITY

  Current Liabilities
     Trust Distributions Payable               $  4,278       $      -

  Shareowners' Equity
     Trust Preferred Securities -
      authorized, issued and outstanding
      8,000,000 shares, $25 liquidation value   200,000        200,000
     Trust Common Securities -
      authorized, issued and outstanding
      247,440 shares, $25 liquidation value       6,186          6,186

Total Shareowners' Equity                       206,186        206,186

Total Liabilities and Shareowners' Equity      $210,464       $206,186


The accompanying notes are an integral part of these financial statements.

              PART I. FINANCIAL INFORMATION - (Continued)

              ITEM 1.  FINANCIAL STATEMENTS - (Continued)

                         ENRON CAPITAL TRUST I
                        STATEMENT OF CASH FLOWS
                            (In Thousands)
                              (Unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                      2000          1999

CASH FLOW FROM OPERATING ACTIVITIES:
Reconciliation of Net Income to Net
 Cash Provided by Operating Activities
  Net Income                                        $12,835        $12,835
  Increase in Partnership Distributions
   Receivable                                        (4,278)             -

Net Cash Provided by Operating Activities             8,557         12,835

CASH FLOW FROM INVESTING ACTIVITIES:
Net Cash Provided by (Used in) Investing
 Activities                                               -              -

CASH FLOW FROM FINANCING ACTIVITIES:
Dividends Paid                                       (8,557)       (12,835)

Net Cash Used in Financing Activities                (8,557)       (12,835)

Increase (Decrease) in Cash and
 Cash Equivalents                                         -              -

Cash and Cash Equivalents, Beginning
 of Period                                                -              -

Cash and Cash Equivalents, End of Period            $     -        $     -


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Dividends Declared                                  $ 4,278        $     -

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

2. DESCRIPTION OF THE PARTNERSHIP

   The general partner of the Partnership is Enron, which owns a 15% general partnership interest in the Partnership.
Since completion of the offering of the Trust Preferred
Securities on November 21, 1996, the assets of the Partnership have been invested primarily in a $181,926,000 principal amount 7.75% Subordinated Debenture due 2016 of Enron (the "Enron Debenture") and $29,108,000 principal amount 7.75% Debentures due 2016 (the "Subsidiary Debentures" and, together with the Enron Debenture, the "Debentures") of each of Enron North America Corp. and Enron Pipeline Company, each of which is a wholly-owned subsidiary of Enron. The obligations under the Subsidiary Debentures are guaranteed by Enron. In addition to the Debentures, the Partnership owns an aggregate of approximately $2,500,000 in short-term, investment grade debt securities (the "Eligible Debt
Securities") as of September 30, 2000 and December 31, 1999.

3. SUMMARIZED FINANCIAL INFORMATION OF THE PARTNERSHIP

   Summarized financial information for the Partnership, accounted for by the equity method, is as follows (in thousands):

                         September 30,   December 31,
Balance Sheet                 2000           1999

Current Assets             $  7,159       $  2,503
Noncurrent Assets           240,142        240,142
Current Liabilities           4,278              -
Partners' Capital           243,023        242,645

                          Three Months Ended   Nine Months Ended
                             September 30,        September 30,
Income Statement             2000     1999       2000      1999

Revenues                   $4,659    $4,686    $14,037   $14,058
Net Income                 $4,659    $4,686    $14,037   $14,058

         PART I. FINANCIAL INFORMATION - (Concluded)

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.
                    ENRON CAPITAL TRUST I


Results of Operations and Changes in Cash Flows

Third Quarter 2000 vs Third Quarter 1999

   For the quarter ended September 30, 2000, distributions totaling $4.2 and $0.1 million, respectively, were declared to the holders of the 8,000,000 Trust Preferred Securities and to the holder of the 247,440 Trust Common Securities. These distributions were paid in the subsequent month. On the quarter ended September 30, 1999, the holders of the 8,000,000 Trust Preferred Securities were paid quarterly cash distributions totaling $4.2 million. On the same date, the holder of the 247,440 Trust Common Securities was paid quarterly cash distributions totaling $0.1 million. On October 2, 2000 and September 30, 1999, the Trust received quarterly distributions from the Partnership of $4.3 million related to the Trust's limited partnership interest.


Nine Months Ended September 30, 2000 vs.
  Nine Months Ended September 30, 1999

   For the nine months ended September 30, 2000, distributions totaling $12.4 and $0.4 million, respectively, were declared to the holders of the 8,000,000 Trust Preferred Securities and to the holder of the 247,440 Trust Common Securities. $8.3 and $0.3 million of these distributions were paid by September 30, 2000. The remaining $4.2 and $0.1 million distributions declared were paid in October 2000. For the nine months ended September 30, 1999, the holders of the 8,000,000 Trust Preferred Securities were paid cash distributions totaling $12.4 million. For the nine months ended September 30, 1999, the holder of the 247,440 Trust Common Securities was paid cash distributions totaling $0.4 million. On October 2, 2000 and September 30, 1999, the Trust received distributions from the Partnership totaling $12.8 million related to the Trust's limited partnership interest.

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


                               ENRON CAPITAL TRUST I
                               (Registrant)


Date:  November 13, 2000   By: BEN GLISAN, JR.
                               Name:  Ben Glisan, Jr.
                               Title: Regular Trustee