Form 10-K
period 2000-12-31
ENRON CAPITAL TRUST I
filed 2001-03-30
CIK 1025966

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2000

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

                 Commission File Number 1-12473

                     ENRON CAPITAL TRUST I
     (Exact name of registrant as specified in its charter)

           Delaware                      76-0518948
 (State or other jurisdiction           (IRS Employer
of incorporation or organization)     Identification No.)


       1400 Smith Street, Houston Texas            77002
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

   As of March 26, 2001, the registrant had an aggregate of 8,000,000 8.30% Trust Preferred Securities and 247,440
8.30% Trust Common Securities outstanding.

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

   The general partner of the Partnership is Enron, which owns a 15% general partnership interest in the Partnership. Since completion of the offering of the Trust Preferred Securities on November 21, 1996, the assets of the Partnership have been invested primarily in a $181,926,000 principal amount 7.75% Subordinated Debenture due 2016 of Enron (the "Enron Debenture") and $29,108,000 principal amount 7.75% Debentures due 2016 of each of Enron North America Corp. and Enron Transportation Services Company (the "Subsidiary Debentures" and, together with the Enron Debenture, the "Debentures"), each of which is a wholly-owned subsidiary of Enron. The obligations under the Subsidiary Debentures are guaranteed by Enron. The respective issuers of the Debentures have certain rights to elect to defer any payments of principal and interest on the Debentures for up to five years at a time. In addition to the Debentures, the Partnership owns an aggregate of approximately $2,500,000 in short-term, investment grade debt securities (the "Eligible Debt Securities"). Under certain circumstances, upon repayment of one or more of the Debentures, the assets of the Partnership may be reinvested in one or more debt securities of Enron or its subsidiaries. Payments of interest and principal on the Enron Debenture and the Subsidiary Debentures (or the guarantees thereof) and the Eligible Debt Securities are the sole source of revenue for the Partnership. The Partnership pays distributions to the Trust as holder of the Partnership Preferred Securities when and if Enron, as the general partner, determines to do so, although Enron has no obligation to do so.

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

                            PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS.

   The Trust Preferred Securities are listed on the New York Stock Exchange ("NYSE") under the symbol "ENE PrT". From November 21, 1996 through December 31, 2000, the high and low sales prices of the Trust Preferred Securities on the NYSE were $26.63 and $21.00, respectively. As of February 2, 2001, the approximate number of holders of record of the Trust Preferred Securities was 100. All of the Trust Common Securities are held by Enron.

   During 2000 and 1999, the Trust paid quarterly distributions on the Trust Preferred Securities of $0.51875 per quarter, and the Trust expects to continue to pay distributions on the Trust Preferred Securities of $0.51875 per quarter to the extent the Trust has funds available for the payment of such distributions.

   The Trust issued an aggregate of 247,440 Trust Common
Securities to Enron on November 21, 1996 in a transaction exempt from the Securities Act of 1933 pursuant to Section
4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED).

                                                                Period from Inception
                                Year Ended December 31,          (November 18, 1996)
                           2000      1999      1998      1997   to December 31, 1996
                                      (In Thousands)               (In Thousands)


Revenues                 $17,113   $17,113   $17,113   $17,114        $1,901
Income from Continuing
 Operations               17,113    17,113    17,113    17,114         1,901
Distributions             17,113    17,113    17,113    17,114         1,901

                                       As of December 31,
                        2000       1999       1998       1997       1996
                                        (In Thousands)

Total Assets          $206,186   $206,186   $206,186   $206,186   $206,186
Shareowners' Equity    206,186    206,186    206,186    206,186    206,186

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

   During 2000, 1999 and 1998, holders of the 8,000,000
Trust Preferred Securities were paid quarterly cash distributions totaling $16.6 million per year. During 2000, 1999 and 1998, holders of the 247,440 Trust Common Securities were paid quarterly cash distributions totaling $0.5 million per year. On those same quarterly distribution dates, the Trust received quarterly distributions from the Partnership totaling $17.1 million per year for 2000, 1999 and 1998.

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

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not Applicable.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT.

   The Trust is administered by three trustees. The first Trustee, Ben Glisan, Jr. (the "Regular Trustee"), is an employee of Enron or its subsidiaries. The second trustee is The Chase Manhattan Bank, which is unaffiliated with Enron and acts as indenture trustee for purposes of compliance with the provisions of the Trust Indenture Act (the "Property Trustee"). The third trustee, Chase Manhattan Bank Delaware, is also unaffiliated with Enron and serves as Delaware Trustee to fulfill a requirement of the Trust Act.

ITEM 11.  EXECUTIVE COMPENSATION.

   The Regular Trustee is not compensated by the Trust or Enron for his services as trustee. The Property Trustee and Delaware Trustee are not compensated by the Trust but are paid customary compensation for their services by Enron.

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

     (a)(3) List of Exhibits

     4.1 Certificate of Trust (incorporated by reference to Exhibit 4(a) of the Registration Statement on Form S-1 of the Trust (No. 333-184967)).
     4.2 Amended and Restated Declaration of Trust dated as of November 18, 1996 (incorporated by reference to Exhibit 4.2 to Enron Capital Trust I Form 10-K for the year ended 1996).
     4.3 Amended and Restated Agreement of Limited Partnership of Enron Preferred Funding L.P. dated as of November 21, 1996 (incorporated by reference to Exhibit 4.3 to Enron Capital Trust I Form 10-K for the year ended 1996).
     4.4 Trust Preferred Guarantee Agreement dated as of November 21, 1996 (incorporated by reference to
          Exhibit 4.4 to Enron Capital Trust I Form 10-K for the year ended 1996).
     4.5 Partnership Preferred Guarantee Agreement dated as of November 21, 1996 (incorporated by reference to Exhibit 4.5 to Enron Capital Trust I Form 10-K for the year ended 1996).
     4.6 Indenture dated as of November 21, 1996 relating to the Enron's 7.75% Subordinated Debentures due 2016 (incorporated by reference to Exhibit 4.6 to Enron Capital Trust I Form 10-K for the year ended
          1996).
     4.7 Indenture dated as of November 21, 1996 relating to Enron Transportation Services Company's 7.75% Debentures due 2016 (incorporated by reference to Exhibit 4.7 to Enron Capital Trust I Form 10-K for the year ended 1996).
     4.8 Indenture dated as of November 21, 1996 relating to the Enron Capital & Trade Resources Corp. 7.75% Debentures due 2016 (incorporated by reference to Exhibit 4.8 to Enron Capital Trust I Form 10-K for the year ended 1996).
     4.9 Guarantee Agreement of Enron dated as of November 21, 1996 relating to Enron Transportation Services Company's 7.75% Debentures due 2016 (incorporated by reference to Exhibit 4.9 to Enron Capital Trust I Form 10-K for the year ended 1996).
     4.10 Guarantee Agreement of Enron dated as of November 21, 1996 relating to Enron Capital & Trade Resources Corp. 7.75% Debentures due 2016 (incorporated by reference to Exhibit 4.10 to Enron Capital Trust I Form 10-K for the year ended
          1996).
     4.11 Form of certificate representing Trust Preferred Securities (included in Exhibit 4.2)

     (b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                INDEX TO FINANCIAL STATEMENTS

                    ENRON CAPITAL TRUST I


Financial Statements of Enron Capital Trust I

   Report of Independent Public Accountants              F-2

   Income Statement for the years ended December 31,
    2000, 1999 and 1998                                  F-3

   Balance Sheet as of December 31, 2000 and 1999        F-4

   Statement of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998                     F-5

   Statement of Changes in Shareowners' Equity for the
    years ended December 31, 2000, 1999 and 1998         F-6

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

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareowners of Enron Capital Trust I:

We have audited the accompanying balance sheet of Enron
Capital Trust I (a Delaware statutory business trust) as of December 31, 2000 and 1999, and the related statements of income, cash flows and changes in shareowners' equity for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of Enron
Capital Trust I's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enron Capital Trust I as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.


                              Arthur Andersen LLP


Houston, Texas
March 26, 2001

                    Enron Capital Trust I
                      Income Statement
                       (In Thousands)

                             Year Ended December 31,
                             2000      1999      1998

Revenues from Partnership
 Preferred Securities      $17,113   $17,113   $17,113

Net Income                 $17,113   $17,113   $17,113


The accompanying notes are an integral part of these financial statements.

                    Enron Capital Trust I
                        Balance Sheet
                       (In Thousands)

                                             As of December 31,
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

                    Enron Capital Trust I
                   Statement of Cash Flows
                       (In Thousands)

                                             Year Ended December 31,
                                           2000       1999       1998

CASH FLOW FROM OPERATING ACTIVITIES:
Reconciliation of Net Income to Net
 Cash Provided by Operating Activities
  Net Income                             $ 17,113   $ 17,113   $ 17,113

Net Cash Provided by Operating
  Activities                               17,113     17,113     17,113

CASH FLOW FROM INVESTING ACTIVITIES:
Net Cash Provided by (Used in)
 Investing Activities                           -          -          -

CASH FLOW FROM FINANCING ACTIVITIES:
Dividends Paid                            (17,113)   (17,113)   (17,113)

Net Cash Used in Financing Activities     (17,113)   (17,113)   (17,113)

Increase (Decrease) in Cash and
 Cash Equivalents                               -          -          -

Cash and Cash Equivalents,
  Beginning of Year                             -          -          -

Cash and Cash Equivalents,
  End of Year                            $      -   $      -   $      -

The accompanying notes are an integral part of these financial statements.

                    Enron Capital Trust I
         Statement of Changes in Shareowners' Equity
                       (In Thousands)

                                   Year Ended December 31,
                                   2000      1999      1998

Trust Preferred Securities
  Balance, Beginning of Year     $200,000  $200,000  $200,000
  Balance, End of Year            200,000   200,000   200,000

Trust Common Securities
  Balance, Beginning of Year        6,186     6,186     6,186
  Balance, End of Year              6,186     6,186     6,186

Retained Earnings
  Balance, Beginning of Year            -         -         -
  Net Income                       17,113    17,113    17,113
  Dividends:
     Trust Preferred Securities   (16,600)  (16,600)  (16,600)
     Trust Common Securities         (513)     (513)     (513)
  Balance, End of Year           $      -  $      -  $      -

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

   Of the three trustees for the Trust, one is an employee or officer of Enron or its affiliates ("the Regular Trustee"), one is a financial institution that acts as indenture trustee for purposes of compliance with the Trust provisions and one is an entity that maintains its principal place of business in Delaware for the purposes of compliance with the Business Trust Act. The Regular Trustee is authorized and directed to conduct the affairs of and to operate the Trust. Enron, at its discretion as holder of the Trust Common Securities, may appoint, remove or replace the trustees.

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

2. DESCRIPTION OF THE PARTNERSHIP

   The general partner of the Partnership is Enron, which owns a 15% general partnership interest in the Partnership. Since completion of the offering of the Trust Preferred Securities on November 21, 1996, the assets of the Partnership have been invested primarily in a $181,926,000 principal amount 7.75% Subordinated Debenture due 2016 of Enron (the "Enron Debenture") and $29,108,000 principal amount 7.75% Debentures due 2016 (the "Subsidiary Debentures" and, together with the Enron Debenture, the "Debentures") of each of Enron North America Corp. and Enron Transportation Services Company, each of which is a wholly-owned subsidiary of Enron. The obligations under the Subsidiary Debentures are guaranteed by Enron. The respective issuers of the Debentures have certain rights to elect to defer any payments of principal and interest on the Debentures for up to five years at a time. In addition to the Debentures, the Partnership owns an aggregate of approximately $2,500,000 in short-term, investment grade debt securities (the "Eligible Debt Securities") as of December 31, 2000 and 1999. Under certain circumstances, upon repayment of one or more of the Debentures, the assets of the Partnership may be reinvested in one or more debt securities of Enron or its subsidiaries. Payments of interest on the Debentures (or the guarantees thereof) and the Eligible Debt Securities are the sole source of revenue for the Partnership. The Partnership pays distributions to the Trust as holder of the Partnership Preferred Securities when and if Enron, as the general partner, determines to do so, although Enron has no obligation to do so. In the event Enron determines not to make a distribution, the shareholders must be notified.

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

6. SUMMARIZED FINANCIAL INFORMATION OF THE PARTNERSHIP

   Summarized financial information for the Partnership, accounted for by the equity method, is as follows (in thousands):

                               December 31,
Balance Sheet                 2000      1999

Current Assets             $  2,500  $  2,503
Noncurrent Assets           240,142   240,142
Shareowners' Equity         242,642   242,645

                         Year Ended December 31,
Income Statement         2000      1999      1998

Revenues               $18,764   $18,744   $18,739
Net Income              18,764    18,744    18,739

Exhibit 99 - FINANCIAL STATEMENTS OF ENRON PREFERRED
FUNDING, L.P.


          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of Enron Preferred Funding, L.P.:

We have audited the accompanying balance sheet of Enron Preferred Funding, L.P. (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related statements of income, cash flows and changes in shareowners' equity for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Enron Preferred Funding, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enron Preferred Funding, L.P. as of December 31, 2000, and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.


                              Arthur Andersen LLP


Houston, Texas
March 26, 2001

                Enron Preferred Funding, L.P.
                      Income Statement
                       (In Thousands)

                         Year Ended December 31,
                         2000      1999      1998

Interest Income        $18,764   $18,744   $18,739

Net Income             $18,764   $18,744   $18,739

The accompanying notes are an integral part of these financial statements.

                Enron Preferred Funding, L.P.
                        Balance Sheet
                       (In Thousands)


                                              As of December 31,
                                               2000       1999
ASSETS

Cash and Cash Equivalents                    $  2,500   $  2,503
Long-Term Notes Receivable from Affiliates    240,142    240,142

Total Assets                                 $242,642   $242,645


LIABILITIES AND SHAREOWNERS' EQUITY

Shareowners' Equity
  Partnership Preferred Securities -
   authorized, issued and outstanding
   8,247,440 securities, $25 liquidation
   value                                     $206,186   $206,186
  General Partner Contribution                 36,386     36,386
  Retained Earnings                                70         73

Total Liabilities and Shareowners' Equity    $242,642   $242,645

The accompanying notes are an integral part of these financial statements.

                Enron Preferred Funding, L.P.
                   Statement of Cash Flows
                       (In Thousands)

                                               Year Ended December 31,
                                              2000       1999       1998

CASH FLOW FROM OPERATING ACTIVITIES:
Reconciliation of Net Income to Net
 Cash Provided by Operating Activities
  Net Income                                $ 18,764   $ 18,744   $ 18,739

Net Cash Provided by Operating Activities     18,764     18,744     18,739

CASH FLOW FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities              -          -          -

CASH FLOW FROM FINANCING ACTIVITIES:
Dividends Paid                               (18,767)   (18,739)   (18,671)

Net Cash Used in Financing Activities        (18,767)   (18,739)   (18,671)

Increase (Decrease) in Cash and
 Cash Equivalents                                 (3)         5         68

Cash and Cash Equivalents,
  Beginning of Year                            2,503      2,498      2,430

Cash and Cash Equivalents,
  End of Year                               $  2,500   $  2,503   $  2,498

The accompanying notes are an integral part of these financial statements.

                Enron Preferred Funding, L.P.
         Statement of Changes in Shareowners' Equity
                       (In Thousands)

                                           Year Ended December 31,
                                          2000       1999       1998

Partnership Preferred Securities
  Balance, Beginning of Year            $206,186   $206,186   $206,186
  Balance, End of Year                   206,186    206,186    206,186

General Partner Contribution
  Balance, Beginning of Year              36,386     36,386     36,386
  Balance, End of Year                    36,386     36,386     36,386

Retained Earnings
  Balance, Beginning of Year                  73         68          -
  Net Income                              18,764     18,744     18,739
  Dividends:
     Partnership Preferred Securities    (17,113)   (17,113)   (17,113)
     General Partner                      (1,654)    (1,626)    (1,558)
  Balance, End of Year                  $     70   $     73   $     68

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

   On November 21, 1996 the Partnership issued $206,186,000 of Partnership Preferred Securities to the Trust. The Trust is the sole limited partner of the Partnership. The Trust and the Partnership are consolidated subsidiaries of Enron for financial accounting purposes. The Partnership, in turn, used proceeds from the issuance of the Partnership Preferred Securities and general partner contributions of $36,386,000 to invest primarily in 20-year debentures of Enron and two wholly-owned subsidiaries of Enron (the "Debentures"). In addition to the Debentures, the Partnership owns an aggregate of approximately $2,500,000 million in short-term, investment grade debt securities as of December 31, 2000 and 1999. Interest and principal payments related to the Debentures issued by Enron's subsidiaries have been guaranteed, on a subordinated basis, by Enron.

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

3.   ADMINISTRATION OF THE PARTNERSHIP

   The Partnership is managed by Enron and exists for the sole purpose of (i) issuing its partnership interest, (ii) investing the proceeds thereof in Debentures and, to a lesser extent, certain short-term investments and (iii) engaging in only those other activities necessary or incidental thereto. To the extent that aggregate payments to the Partnership on the Debentures and investments exceed distributions payable with respect to the Partnership Preferred Securities, the Partnership may at times have excess funds which shall be allocated to and may, in Enron's sole discretion, be distributed to Enron. Enron is obligated to pay all fees and expenses of the Trust and the Partnership.

4.   INCOME TAXES

   The Partnership is classified for U.S. federal income tax purposes as a limited partnership. The profit or loss of the Partnership for federal income tax purposes is included in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

5.   DISTRIBUTIONS

   Holders of Partnership Preferred Securities are entitled to receive cumulative cash distributions, if, as and when declared by Enron in its sole discretion out of assets of the Partnership legally available for payment. The distributions payable on each Partnership Preferred Security will be fixed at a rate per annum of 8.30% of the stated liquidation preference of $25 per Partnership Preferred Security. Distributions on the Partnership Preferred Securities are guaranteed by Enron to the extent that the Partnership has available funds to pay such distributions. Distributions not paid on the scheduled payment date will accumulate and compound quarterly at the rate per annum equal to 8.30%.

6.   DEBENTURE LONG-TERM NOTE RECEIVABLE FROM AFFILIATES

   The Debentures (due 2016) bear interest at 7.75% per annum and are guaranteed by Enron (see Note 1). Of the Debentures purchased, $181,926,000 are obligations of Enron, $29,108,000 are obligations of an affiliate, Enron North America Corp., and another $29,108,000 are obligations of another affiliate, Enron Transportation Services Company. The Debentures contain redemption provisions that correspond to those applicable to the Partnership Preferred Securities. As of December 31, 2000 and 1999, based on the discounted present value of cash flows, the estimated fair value of the Debentures was $259.9 million and $238.5 million, respectively. Judgment is necessarily required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

                           SIGNATURES

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ENRON CAPITAL TRUST I
                                        (Registrant)



Date:  March 28, 2001             By: BEN GLISAN, JR.
                                      Name:  Ben Glisan, Jr.
                                      Title: Regular Trustee



     Pursuant to the requirements of the Securities
Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 28, 2001.

Name                              Title

BEN GLISAN, JR.                   Regular Trustee
Ben. Glisan, Jr.