Form 10-Q
period 2001-03-31
ENRON CAPITAL TRUST I
filed 2001-05-15
CIK 1025966

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001



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


     As of March 31, 2001, the Registrant had an aggregate of 8,000,000 8.30% Trust Preferred Securities and 247,440
8.30% Trust Common Securities outstanding.


                         1 of 10

                    ENRON CAPITAL TRUST I

                      TABLE OF CONTENTS


                                                           Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

      Income Statement - Three Months Ended March 31,
       2001 and 2000                                           3
      Balance Sheet - March 31, 2001 and December 31, 2000 4 Statement of Cash Flows - Three Months Ended
       March 31, 2001 and 2000                                 5
      Notes to Financial Statements                            6

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations       8

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                   9

   ITEM 2. Changes in Securities                               9

   ITEM 3. Defaults upon Senior Securities                     9

   ITEM 4. Submission of Matters to a Vote of
           Security Holders                                    9

   ITEM 6. Exhibits and Reports on Form 8-K                    9

SIGNATURES                                                    10

                  PART I. FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS

                      ENRON CAPITAL TRUST I
                        INCOME STATEMENT
                         (In Thousands)
                           (Unaudited)

                                 Three Months Ended
                                     March 31,
                                   2001      2000

Revenues from Partnership
 Preferred Securities             $4,278    $4,278

Net Income                        $4,278    $4,278


The accompanying notes are an integral part of these financial statements.


           PART I. FINANCIAL INFORMATION - (Continued)

           ITEM 1.  FINANCIAL STATEMENTS - (Continued)

                      ENRON CAPITAL TRUST I
                          BALANCE SHEET
                         (In Thousands)
                           (Unaudited)

                                                March 31,   December 31,
                                                  2001         2000
ASSETS

     Investment in Limited Partnership
      Interest                                  $206,186     $206,186
     Partnership Distributions Receivable          4,278            -
Total Assets                                    $210,464     $206,186


LIABILITIES AND SHAREOWNERS' EQUITY

  Current Liabilities
     Trust Distributions Payable                $  4,278     $      -

  Shareowners' Equity
     Trust Preferred Securities -
      authorized, issued and outstanding
      8,000,000 shares, $25 liquidation value    200,000      200,000
     Trust Common Securities -
      authorized, issued and outstanding
      247,440 shares, $25 liquidation value        6,186        6,186

       Total Shareowners' Equity                $206,186     $206,186

Total Liabilities and Shareowners' Equity       $210,464     $206,186

The accompanying notes are an integral part of these financial statements.


              PART I. FINANCIAL INFORMATION - (Continued)

              ITEM 1.  FINANCIAL STATEMENTS - (Continued)

                         ENRON CAPITAL TRUST I
                        STATEMENT OF CASH FLOWS
                            (In Thousands)
                              (Unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                      2001          2000

CASH FLOW FROM OPERATING ACTIVITIES:
Reconciliation of Net Income to Net
 Cash Provided by Operating Activities
  Net Income                                         $ 4,278       $ 4,278
  Increase in Partnership Distributions Receivable    (4,278)            -
Net Cash Provided by Operating Activities                  -         4,278

CASH FLOW FROM INVESTING ACTIVITIES:
Net Cash Provided by (Used in) Investing
 Activities                                                -             -

CASH FLOW FROM FINANCING ACTIVITIES:
Dividends Paid                                             -        (4,278)

Net Cash Used in Financing Activities                      -        (4,278)

Increase (Decrease) in Cash and
 Cash Equivalents                                          -             -

Cash and Cash Equivalents, Beginning
 of Period                                                 -             -

Cash and Cash Equivalents, End of Period             $     -       $     -



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Dividends Declared                                   $ 4,278       $     -

The accompanying notes are an integral part of these financial statements.

                    ENRON CAPITAL TRUST I
                NOTES TO FINANCIAL STATEMENTS
                         (Unaudited)


1. BASIS OF PRESENTATION

   The condensed financial statements included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Enron Capital Trust I Form 10-K for the year ended December 31, 2000.

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

2. DESCRIPTION OF THE PARTNERSHIP

   The general partner of the Partnership is Enron, which owns a 15% general partnership interest in the Partnership.
Since completion of the offering of the Trust Preferred
Securities on November 21, 1996, the assets of the Partnership have been invested primarily in a $181,926,000 principal amount 7.75% Subordinated Debenture due 2016 of Enron (the "Enron Debenture") and $29,108,000 principal amount 7.75% Debentures due 2016 (the "Subsidiary Debentures" and, together with the Enron Debenture, the "Debentures"), of each of Enron North America Corp. and Enron Transportation Services Company, each of which is a wholly-owned subsidiary of Enron. The obligations under the Subsidiary Debentures are guaranteed by Enron. In addition to the Debentures, the Partnership owns an aggregate of approximately $2,500,000 in short-term, investment grade debt securities (the "Eligible
Debt Securities") as of March 31, 2001 and December 31, 2000.

3. SUMMARIZED FINANCIAL INFORMATION OF THE PARTNERSHIP

   Summarized financial information for the Partnership, accounted for by the equity method, is as follows (in thousands):

                           March 31,   December 31,
Balance Sheet                 2001         2000

Current Assets             $  7,187    $  2,500
Noncurrent Assets           240,142     240,142
Current Liabilities           4,278           -
Partners' Capital           243,051     242,642

                             Three Months Ended
                                 March 31,
Income Statement              2001         2000

Revenues                   $  4,686    $  4,687
Net Income                    4,686       4,687

         PART I. FINANCIAL INFORMATION - (Concluded)

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.
                    ENRON CAPITAL TRUST I

Results of Operations and Changes in Cash Flows

First Quarter 2001 vs. First Quarter 2000

   For the quarter ended March 31, 2001, distributions totaling $4.2 million and $0.1 million, respectively, were declared to the holders of the 8,000,000 Trust Preferred Securities and to the holder of the 247,440 Trust Common Securities. These distributions were paid on April 2, 2001. On March 31, 2000, the holders of the 8,000,000 Trust Preferred Securities were paid quarterly cash distributions totaling $4.2 million. On the same date, the holder of the 247,440 Trust Common Securities was paid quarterly cash distributions totaling $0.1 million. On April 2, 2001 and March 30, 2000, the Trust received quarterly distributions from the Partnership of $4.3 million related to the Trust's limited partnership interest.

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


                               ENRON CAPITAL TRUST I
                               (Registrant)


Date:  May 11, 2001        By: BEN GLISAN, JR.
                               Name:  Ben Glisan, Jr.
                               Title: Regular Trustee