Form 10-Q
period 2001-09-30
ENRON CAPITAL TRUST I
filed 2001-11-19
CIK 1025966

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001



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


     As of September 30, 2001, the Registrant had an aggregate of 8,000,000 8.30% Trust Preferred Securities and
247,440 8.30% Trust Common Securities outstanding.



                           1 of 13

                    ENRON CAPITAL TRUST I

                      TABLE OF CONTENTS


                                                           Page No.

EXPLANATORY NOTE                                               3

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements
       Income Statement - Three Months Ended September 30,
        2001 and 2000 and Nine Months Ended September 30,
        2001 and 2000                                          4
       Balance Sheet - September 30, 2001 and
        December 31, 2000                                      5
       Statement of Cash Flows - Nine Months Ended
        September 30, 2001 and 2000                            6
       Notes to Financial Statements                           7

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations      11

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                  12

   ITEM 2. Changes in Securities                              12

   ITEM 3. Defaults upon Senior Securities                    12

   ITEM 4. Submission of Matters to a Vote of
           Security Holders                                   12

   ITEM 6. Exhibits and Reports on Form 8-K                   12

SIGNATURES                                                    13

                      EXPLANATORY NOTE


   As explained in a November 8, 2001 Form 8-K filed by Enron Corp. (Enron) with the Securities and Exchange Commission (SEC), Enron will be filing restated consolidated financial statements for the fiscal years ended December 31, 1997 through 2000 and for the first and second quarters of 2001 but it has not yet done so. As a result, the previously issued financial statements of Enron for these periods and the audit reports covering the year-end financial statements for 1997 through 2000 should not be relied upon. In addition, Enron's Board of Directors has formed a Special Committee to conduct an independent investigation and review of transactions between Enron and certain related parties. The Special Committee has retained the law firm of Wilmer, Cutler & Pickering (Wilmer, Cutler) as its counsel. Wilmer, Cutler has retained Deloitte & Touche LLP to provide related accounting advice to the law firm. The Special Committee began its review on October 26, 2001. Management of Enron Capital Trust I believes that, based on information currently available to it, results of operations set forth herein were compiled in accordance with generally accepted accounting principles and fairly depict the financial condition of Enron Capital Trust I. Information gathered during the Special Committee's investigation, however, may impact the unaudited results set forth herein. In addition, Enron Capital Trust I has been advised by Arthur Andersen LLP, Enron Capital Trust I's independent auditors, that, due to their need to complete review procedures and the ongoing Special Committee investigation, Arthur Andersen LLP is unable at this time to finalize its review of Enron Capital Trust I's consolidated financial statements set forth herein in accordance with established professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, which review is required by Rule 10-01(d) of Regulation S-X.

  In view of the above, the previously issued financial statements of Enron Capital Trust I for any periods within the fiscal years ended December 31, 1997 through 2000 and for the first and second quarters of 2001 and the audit reports covering the year-end financial statements for 1997 through 2000 should not be relied upon.


                  PART I. FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS

                      ENRON CAPITAL TRUST I
                        INCOME STATEMENT
                         (In Thousands)
                           (Unaudited)

                           Three Months Ended   Nine Months Ended
                             September 30,        September 30,
                             2001     2000        2001      2000

Revenues from Partnership
 Preferred Securities      $4,278    $4,278     $12,835   $12,835

Net Income                 $4,278    $4,278     $12,835   $12,835


The accompanying notes are an integral part of these financial statements.

           PART I. FINANCIAL INFORMATION - (Continued)

           ITEM 1.  FINANCIAL STATEMENTS - (Continued)

                      ENRON CAPITAL TRUST I
                          BALANCE SHEET
                         (In Thousands)
                           (Unaudited)

                                              September 30,   December 31,
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

              PART I. FINANCIAL INFORMATION - (Continued)

              ITEM 1.  FINANCIAL STATEMENTS - (Continued)

                         ENRON CAPITAL TRUST I
                        STATEMENT OF CASH FLOWS
                            (In Thousands)
                              (Unaudited)

                                                     Nine Months Ended
                                                        September 30,
                                                     2001          2000

CASH FLOW FROM OPERATING ACTIVITIES:
Reconciliation of Net Income to Net
 Cash Provided by Operating Activities
  Net Income                                        $12,835       $12,835
  Increase in Partnership Distributions
   Receivable                                        (4,278)       (4,278)
Net Cash Provided by Operating Activities             8,557         8,557

CASH FLOW FROM INVESTING ACTIVITIES:
Net Cash Provided by (Used in) Investing
 Activities                                               -             -

CASH FLOW FROM FINANCING ACTIVITIES:
Dividends Paid                                       (8,557)       (8,557)

Net Cash Used in Financing Activities                (8,557)       (8,557)

Increase (Decrease) in Cash and
 Cash Equivalents                                         -             -

Cash and Cash Equivalents, Beginning
 of Period                                                -             -

Cash and Cash Equivalents, End of Period            $     -       $     -



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Unpaid Dividends Declared                           $ 4,278       $ 4,278


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

2. DESCRIPTION OF THE PARTNERSHIP

   The general partner of the Partnership is Enron, which owns a 15% general partnership interest in the Partnership. Since completion of the offering of the Trust Preferred Securities on November 21, 1996, the assets of the Partnership have been invested primarily in a $181,926,000 principal amount 7.75% Subordinated Debenture due 2016 of Enron (the "Enron Debenture") and two Debentures of $29,108,000 principal amounts at 7.75% due 2016 (the "Subsidiary Debentures" and, together with the Enron Debenture, the "Debentures") of each of Enron North America Corp. and Enron Transportation Services Company, each of which is a wholly-owned subsidiary of Enron. The obligations under the Subsidiary Debentures are guaranteed by Enron. In addition to the Debentures, the Partnership owns an aggregate of approximately $2,500,000 in short-term, investment grade debt securities (the "Eligible Debt Securities") as of September 30, 2001 and December 31, 2000.

3. SUMMARIZED FINANCIAL INFORMATION OF THE PARTNERSHIP

   Summarized financial information for the Partnership, accounted for by the equity method, is as follows (in thousands):


                         September 30,   December 31,
Balance Sheet                 2001           2000

Current Assets             $  7,176        $  2,500
Noncurrent Assets           240,142         240,142
Current Liabilities           4,278               -
Partners' Capital           243,040         242,642

                          Three Months Ended    Nine Months Ended
                             September 30,         September 30,

Income Statement             2001     2000        2001      2000

Revenues                   $4,678    $4,659     $14,044   $14,037
Net Income                 $4,678    $4,659     $14,044   $14,037

4. SUBSEQUENT EVENTS

   Enron owns all of the issued and outstanding Trust Common Securities of Enron Capital Trust I. Enron recently made several announcements which may have a financial impact on the Trust's existing relationship with Enron. These announcements relating to Enron included a loss for the quarter ended September 30, 2001, an investigation by the Securities and Exchange Commission (SEC), a restatement of Enron's historical financial statements and downgrades in Enron's investment-grade credit ratings.

   On October 16, 2001, Enron announced its third quarter earnings which included non-recurring charges totaling $1.01 billion after-tax, resulting in a net loss for the quarter. A portion of the loss related to the early termination of certain structured finance arrangements with a previously disclosed related entity. Following a decrease in the trading prices for Enron's common stock, on October 22, 2001, Enron announced that the SEC had requested that Enron voluntarily provide information regarding certain related party transactions and that it would cooperate fully with the SEC. On October 31, 2001, Enron announced that its board had elected a new director who would chair a special committee to examine and take appropriate action with respect to transactions between Enron and entities connected to related parties. In addition to reviewing the transactions in question, the special committee was charged with communicating with the SEC and recommending any other actions it deems appropriate. The special committee retained its own counsel and such counsel retained an independent accounting firm. Enron also reported that the SEC had opened a formal investigation into certain of the matters that previously were the subject of its informal inquiry.

   In a SEC Form 8-K filed on November 8, 2001, Enron provided additional information regarding various related party and off-balance sheet transactions in which it was involved. In addition, Enron indicated that it would restate prior period financial statements from 1997 through 2000 and the first two quarters of 2001 to reflect a previously announced $1.2 billion reduction to shareholders' equity, as well as to consolidate three previously unconsolidated entities. Enron's restatements have not required any restatement of the Trust's financial statements. However, in view of the recent events, including the ongoing investigation by Enron's Special Committee, the previously issued financial statements of the Trust for any periods within the fiscal years ended December 31, 1997 through 2000 and for the first and second quarters of 2001 and the audit reports covering the year-end financial statements for 1997 through 2000 should not be relied upon.

   On November 9, 2001, Enron and Dynegy Inc., a Houston-based energy trading and power company, announced the execution of a definitive agreement providing for the merger of the two companies. The proposed merger is subject to shareholder approval of both companies, regulatory approvals and satisfaction of other conditions.

   Since October 16, 2001, multiple class action lawsuits have been filed against Enron and certain current and former officers and/or directors (the Defendants) in the District Court for the Southern District of Texas. The lawsuits allege that the Defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing a series of material misrepresentations to the market during different class periods ranging from June 1, 1999 to October 30, 2001, thereby artificially inflating the price of Enron common and/or preferred stock, in addition to the Trust Preferred Securities. The lawsuits generally claim that the alleged misrepresentations and omissions involved transactions with certain related parties and Enron's accounting for various transactions. The plaintiffs generally seek to recover compensatory damages, expert fees, attorney's fees, costs of court and pre- and post-judgment interest. Enron expects that these lawsuits will be consolidated into a single action and Enron intends to vigorously defend these lawsuits.

   Although the outcome of these various lawsuits cannot be determined, a loss from these matters could well have a material impact on Enron's financial condition and/or results of operations. The amount of any such loss is not currently estimable.

         PART I. FINANCIAL INFORMATION - (Concluded)

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.
                    ENRON CAPITAL TRUST I


Results of Operations and Changes in Cash Flows

Third Quarter 2001 vs Third Quarter 2000

   For the quarter ended September 30, 2001, distributions totaling $4.2 and $0.1 million, respectively, were declared to the holders of the 8,000,000 Trust Preferred Securities and to the holder of the 247,440 Trust Common Securities. These distributions were paid on October 1, 2001. For the quarter ended September 30, 2000, the holders of the 8,000,000 Trust Preferred Securities were paid quarterly cash distributions totaling $4.2 million on October 2, 2000. On the same date, the holder of the 247,440 Trust Common Securities was paid quarterly cash distributions totaling $0.1 million. On October 1, 2001 and October 2, 2000, the Trust received quarterly distributions from the Partnership of $4.3 million related to the Trust's limited partnership interest.


Nine Months Ended September 30, 2001 vs.
  Nine Months Ended September 30, 2000

   For the nine months ended September 30, 2001, distributions totaling $12.5 million and $0.4 million, respectively, were declared to the holders of the 8,000,000 Trust Preferred Securities and to the holder of the 247,440 Trust Common Securities. Of the distributions declared to the holders of the Trust Preferred Securities and the holder of the Trust Common Securities, $8.3 million and $0.3 million, respectively, were paid by September 30, 2001 and $4.2 million and $0.1 million, respectively, were paid on October 1, 2001. For the nine months ended September 30, 2000, distributions totaling $12.5 million and $0.4 million, respectively, were declared to the holders of the 8,000,000 Trust Preferred Securities and to the holder of the 247,440 Trust Common Securities. Of the distributions declared to the holders of the Trust Preferred Securities and the holder of the Trust Common Securities, $8.3 million and $0.3 million, respectively, were paid by September 30, 2000 and $4.2 million and $0.1 million, respectively, were paid on October 2, 2000. As of October 1, 2001 and October 2, 2000, the Trust received year to date distributions from the Partnership totaling $12.8 million related to the Trust's limited partnership interest.

                 PART II. OTHER INFORMATION
                    ENRON CAPITAL TRUST I


ITEM 1.  Legal Proceedings

       See Part I. Item 1, Note 4 to the Consolidated
Financial Statements entitled "Subsequent Events," which is incorporated herein by reference.

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


                               ENRON CAPITAL TRUST I
                               (Registrant)


Date:  November 19, 2001       By: RAYMOND M. BOWEN, JR.
                               Name:  Raymond M. Bowen, Jr.
                               Title: Regular Trustee